Form 10-K
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-AR1
filed 2007-03-30
CIK 1352710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 333-127834-10

Citigroup Mortgage Loan Trust 2006-AR1

(Exact name of issuing entity as specified in its charter)

Citigroup Mortgage Loan Trust Inc.

(Exact name of depositor as specified in its charter)

CSE Mortgage LLC

(Exact name of sponsor as specified in its charter)

Delaware	N/A
(State or Other Jurisdiction of Incorporation or Organization of Issuing Entity)	(I.R.S. Employer Identification Number of Issuing Entity)
390 Greenwich Street, New York, New York	10013
(Address of Principal Executive Offices of Issuing Entity)	(Zip Code)

Registrant’s telephone number, including area code: (212) 816-6000

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                      Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                      Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. [Not applicable.]

PART I

The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments

None.

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB (Significant obligors of pool assets)

No single obligor represents more than 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB (Credit enhancement and other support, except for certain derivative instruments) (Information regarding significant enhancement providers)

No entity or group of affiliated entities provides any external credit enhancement for the certificates issued by the issuing entity.

Item 1115(b) of Regulation AB (Certain derivative instruments)

No entity or group of affiliated entities provides derivative instruments having a significance percentage of 10% or more.

Item 1117 of Regulation AB (Legal Proceedings)

There are no legal proceedings that would be material to investors against the sponsor, the depositor, the issuing entity, any affiliated servicer, any affiliated originator, or to CitiMortgage Inc.’s knowledge any unaffiliated servicer, any unaffiliated originator, the trustee, nor does CitiMortgage, Inc. know of any such proceeding contemplated by any governmental authorities.

PART II

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Item 9A(T).	Controls and Procedures

Not applicable

Item 9B.	Other Information

None.

PART III

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB (Affiliations and certain relationships and related transactions)

Omitted pursuant to the Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB (Compliance with applicable servicing criteria)

The reports required by Item 1122(a) and (B) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1.1, 33.1.2, 33.1.2.1, 33.1.2.2, 33.1.3, 34.1.1,34.1.2, 34.1.2.1, 34.1.2.2, and 34.1.3.

Following are either material instances of noncompliance, or explanations for nonapplicable criteria required to be covered by the transaction agreements, that are disclosed on Item 1122(a) and (b) reports as required by Item 1122(c)(1):

CitiMortgage, Inc. treated item 1122(d)(2)(IV) as inapplicable criteria on the 1122 Management Assessment and Accountants Attestation. CMI interpreted the criterion to apply exclusively to cash reserve accounts or accounts established as a form of overcollateralization. It holds neither of those accounts as a primary servicer. To the extent that the criterion is alternatively interpreted to include custodial collection accounts for P&I and T&I, CMI would have included the criterion as being applicable. If included as applicable, CMI would have made an assessment that it was compliant with the criterion for the assessment period.

Item 1123 of Regulation AB (Servicer compliance statement)

The statement required by Item 1123 is attached to this Form 10-K as Exhibit 35.1.1 and 35.1.2.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	Exhibits

Exhibit Number	Description
3.1

Amended and Restated Trust Agreement, dated as of February 27, 2006, incorporated by reference from Exhibit 3.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

4.1	Indenture, dated as of February 27, 2006, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on May 1, 2006.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 30, 2007.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 27, 2007, of CitiMortgage, Inc.
33.1.2	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 27, 2007, of Wells Fargo Bank, N.A.
33.1.2.1	Report on Assessment of Compliance with Regulation AB Servicing Criteria, dated February 22, 2007, of Regulus Group LLC.
33.1.2.2	Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria, dated February 20, 2007, of ZC Sterling Insurance Agency, Inc.
33.1.3	Management Assessment of Compliance, dated February 28, 2007, of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 27, 2007, of KPMG LLP, for CitiMortgage, Inc. relating to Exhibit 33.1.1.
34.1.2	Report of Independent Registered Public Accounting Firm, dated March 1, 2007, of KPMG LLP, of Wells Fargo Bank, N.A relating to Exhibit 33.1.2.
34.1.2.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2007, of KPMG LLP, for Regulus Group LLC relating to Exhibit 33.1.2.1.
34.1.2.2	Report of Independent Registered Public Accounting Firm, dated February 20, 2007, of Ernst & Young LLP, for ZC Sterling Insurance Agency, Inc. relating to Exhibit 33.1.2.2.
34.1.3	Report of Independent Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, of Citibank, N.A. relating to Exhibit 33.1.3.
35.1.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 27, 2007.
35.1.2	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Wells Fargo Bank, N.A. dated January 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Mortgage Loan Trust Inc.

By: CitiMortgage, Inc., as Master Servicer

By: /s/ Tommy Harris

Tommy Harris

Senior Vice President of CitiMortgage, Inc.

March 30, 2007

INDEX TO EXHIBITS

Exhibit

Number	Description

______________________________________________________________________________________

3.1

Amended and Restated Trust Agreement, dated as of February 27, 2006, incorporated by reference from Exhibit 3.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

4.1	Indenture, dated as of February 27, 2006, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 30, 2007.

33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated

February 27, 2007, of CitiMortgage, Inc.

33.1.2	Management Assessment of Compliance with Applicable Servicing Criteria, dated

February 27, 2007, of Wells Fargo Bank, N.A.

33.1.2.1	Report on Assessment of Compliance with Regulation AB Servicing Criteria, dated

February 22, 2007, of Regulus Group LLC.

33.1.2.2	Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria, dated February 20, 2007, of ZC Sterling Insurance Agency, Inc.

33.1.3	Management Assessment of Compliance, dated February 28, 2007, of Citibank, N.A.

34.1.1	Report of Independent Registered Public Accounting Firm, dated February 27, 2007, of

KPMG LLP, for CitiMortgage, Inc. relating to Exhibit 33.1.1.

34.1.2	Report of Independent Registered Public Accounting Firm, dated March 1, 2007, of

KPMG LLP, of Wells Fargo Bank, N.A relating to Exhibit 33.1.2.

34.1.2.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2007, of

KPMG LLP, for Regulus Group LLC relating to Exhibit 33.1.2.1

34.1.2.2	Report of Independent Registered Public Accounting Firm, dated February 20, 2007, of

Ernst & Young LLP, for ZC Sterling Insurance Agency, Inc. relating to Exhibit 33.1.2.2.

34.1.3	Report of Independent Registered Public Accounting Firm, dated February 28, 2007, of

KPMG LLP, of Citibank, N.A. relating to Exhibit 33.1.3.

35.1.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 27, 2007.

35.1.2	Annual Certification for Home Mortgage Purchase Program Pursuant to the Sale, Servicing and Administration Agreement of Wells Fargo Bank, N.A. dated January 22, 2007.